Form 10KSB
period 2001-09-30
BIG SKY INDUSTRIES III INC
filed 2003-05-27
CIK 1121813

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2001

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                   Commission file number 0-32071

                       Big Sky Industries III, Inc
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

          Florida                                59-3646901
-------------------------------    ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

 211 Shellpoint West, Maitland, Florida            32751
-----------------------------------------      -------------
(Address of principal executive offices)        (Zip Code)

  Issuer's telephone number, including area code:     (407)-628-7033
                                                  ---------------------

Securities registered under Section 12 (b) of the Exchange Act:

    Title of each class           Name of exchange on which registered
  ----------------------          -------------------------------------
           None                                   None

  Securities registered under Section 12(g) of the Exchange Act:

        Common Stock, $0.001 Par Value
        ------------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

           Yes [ X ]                                    No [   ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

    State issuer's revenues for the most recent fiscal year...........$0.00

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)


    As of May 14, 2003, there were 1,050,000 shares of common stock, $0.001 par value, issued and outstanding.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    State the number of shares outstanding of each issuers's classes of
common equity, as of   the latest practicable date.

    As of May 14, 2003 there were 1,050,000 shares of common stock, $0.001 par value, issued and outstanding.

    Transitional Small Business Disclosure Format (check one):
    Yes [   ]                     No [ X ]

                         FORWARD LOOKING STATEMENTS

    This report on Form 10-KSB contains statements that plan for or anticipate the future. Forward-looking statements about the future of the blank check ("Blank Check") companies in general, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this report, the words "anticipate,"
"plan," "believe," "expect," "estimate," "may," "could," "will," and
similar expressions are   intended to identify forward-looking statements.
Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward -looking statements include:

    1. Changes in general economic and business conditions, which affect Blank Check companies;

    2. legal or policy developments that diminish the appeal of our company;

    3.    the level of demand for Blank Check companies; and

    4.    changes in our business strategies.

    The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for similar statements by existing public companies, does not apply to our company.

                                   PART I
                                   ------

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

General Development of the Company

     We were organized as Big Sky Industries III, Inc. under the laws of the State of Florida on January 31, 2000, as a shell ("Shell") company, which conducts virtually no business operation, other than our effort investigating opportunities to effect a merger, exchange of capital stock, asset acquisition, or other similar business combination ("Business Combination") with an operating or development stage business ("Target Business"). We registered our Company's common stock, par value $0.001 ("Common Stock") pursuant to Securities and Exchange Commission ("SEC")
registration statement Form 10-SB (filed   December 6, 2000) on a voluntary
basis in order to create a reporting Shell company. On December 14, 2000, the SEC approved our Form 10-SB registration statement, with an effective date sixty days after the filing date. We have a shareholder base of two shareholders and 1,050,000 shares of Common Stock outstanding, all of which are restricted pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"). Unless the context otherwise requires, all references to the "Company," "we," "our," and other similar terms means Big Sky Industries, III, Inc.

Our Present Business

    We make reference to our entire Form 10-SB registration statement, as amended, filed with the U.S. Securities and Exchange Commission on December 6, 2000, which contains information and more comprehensive discussion of our business and our industry, information and discussion not required to included in this report on Form 10-KSB.

    We are in our early development and promotional stages. We are a Shell company, conducting virtually no business operation, other than our effort investigating opportunities to associate with a suitable business partner
and identifying merger partners or acquisition   candidates.  We do not
engage in any substantive commercial business or other business operations. Our executive and business offices are located at 211 Shellpoint West, Maitland, Florida 32751.

    Our Company's sole officer and director, Mr. Ramon Chimelis, devotes approximately 5% of his time to our business. Mr. Chimelis intends to devote as much time as he deems reasonably necessary and, when necessary, up to 100% , to carry out our Company's business and affairs, including the evaluation of potential Target Businesses and the negotiation of a Business Combination. As a result, the amount of time he devotes to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in the active negotiation of a Business Combination.

    We have no full-time employees. We expect to use consultants, attorneys, and accountants as necessary, and we do not anticipate a need to engage any full-time employees while we are investigating opportunities and evaluating Target Businesses. We will address the need for employees and their availability at the time we make a decision to consummate a specific Business Combination.

    We are a corporate vehicle created to effect a merger, exchange of capital stock, asset acquisition, or other similar Business Combination with an operating or development stage business, which desires to employ our Company to become a reporting corporation under the Securities Exchange Act of 1934 (the "Exchange Act'). On December 6, 2000, we registered our Common Stock, par value $0.01 pursuant to Form 10-SB registration statement on a voluntary basis in order to create a reporting Shell company. We have a shareholder base of two shareholders and 1,050,000 shares of Common Stock outstanding, all of which is restricted pursuant to Rule 144 of the Securities Act of 1933, as amended. Pursuant to resolution of our board of directors, no Business Combination may occur prior to our Company obtaining the requisite audited financial statements required pursuant to Form 8-K
(or its equivalent) promulgated under the Exchange Act.

    As a Shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a new or start-up company, we face all of the unforseen costs, expenses, problems, and difficulties related to new companies.

     We intend to seek potential business opportunities and complete a Business Combination transaction with a Target Business that has significant growth potential, which, in the opinion of management, could provide a profit for our Company and our shareholders.  We intend to seek opportunities, which demonstrate the potential for long-term growth, as opposed to short-term earnings. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we reserve the right to acquire a Target Business located primarily elsewhere. We may, under certain circumstances, seek to effect Business Combinations with more than one Target Business; however, due to our limited resources, we will, in all likelihood, only have the ability to effect a single Business Combination. We may effect a Business Combination with a Target Business that may be
financially unstable, or in its early stages of development or   growth.
We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our present management may become involved in the management of the Target Business and/or it may hire qualified but as of yet unidentified individuals to manage such Target Business. Presently, we have no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and
we have not identified any   specific business or company for investigation
and evaluation.

We encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well-established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than we do and we cannot assure that we will have the ability to compete successfully. Our financial resources are limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive acquisition prospects. We cannot assure that such prospects will permit us to meet our stated business objectives. We believe, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a business objective similar to ours.

    No trading market in our Common Stock presently exists. In light of the restrictions concerning Shell companies contained in many state blue sky laws and regulations, it is not likely that a trading market will be created in our Common Stock until such time as a Business Combination occurs with a Target Business. We cannot assure that a trading market in our Common
Stock will develop, after a Business Combination occurs, especially in light of the U.S. Securities and Exchange Commission's view that Rule 144 is not available for resale transactions for securities issued by Blank Check companies, and that resale of such securities cannot occur without registration under the Securities Act.

    Our limited resources and lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our capital or other resources.

    We cannot presently ascertain with any degree or certainty the time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state blue sky and corporation laws).

    If we cannot consummate a Business Combination with a Target Business that operates in an industry which is regulated or licensed by federal, state, or local authorities, compliance with such regulations could be a time-consuming and expensive process.


ITEM 2.  PROPERTIES
         ----------

    Our executive and business offices are located at 211 Shellpoint West, Maitland, Florida 32751. Pursuant to an oral arrangement, we sub-lease our office space on a month-to-month basis free of charge from Mr. Chimelis, our sole officer and director. We believe this office space is adequate to serve our needs until such time as a Business Combination occurs, and we expect to be able to utilize these offices, pursuant to the terms described above, until such time as a Business Combination occurs. See "Certain Relationships and related Transactions."

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

    As of May 14, 2003, we are not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

    No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year.


                                 PART II
                                 -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.
         ----------------------------------------------------------

Market Information

    No public trading market presently exists for the Company's Common Stock, and there are no present plans, proposals, arrangements, or understandings with any person with regard to the development of any trading market in any of the Company's securities. No shares of Common Stock have been registered for resale under the federal securities laws or the blue sky laws of any state. We cannot guarantee that any trading market will develop in our Common Stock at any time in the future, especially in light of the U.S. Securities and Exchange Commission's view that Rule 144 is not available for resale transactions for securities issued by Blank Check companies, and that the resale of such securities cannot occur without registration under the Securities Act. Further, the holders of shares of Common Stock and persons who may desire to purchase shares of Common Stock in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of shareholders to sell their shares and of purchasers to purchase the shares of Common Stock. Some jurisdictions may not allow the trading or resale of blind-pool or Blank Check securities under any circumstances. Accordingly, shareholders should consider the secondary market for the Company's securities to be limited one.

    We do not intend to develop any trading market in the Company's Common Stock until such time as a Business Combination is effectuated and the requisite audited financial statements required pursuant to Form 8-K (or its equivalent) are filed with the SEC. No assurances are made, however, that a trading market for the Company's Common Stock will ever develop.

Holders

    As of May 14, 2003, two holders of record held our Common Stock.

Dividends

    Since inception, the Company has not declared or paid cash dividends. No restrictions limit our ability to pay dividends on our Common Stock. We do expect to pay any dividends in the near future.

Recent Sales of Unregistered Securities

    As of May 14, 2003, we have issued an aggregate of 1,050,000 shares of Common Stock as follows:

    On January 31, 2000, we adopted and agreed to be bound by the items of an organizational agreement. Mr. Chimelis pursuant to which Mr. Chimelis agreed
to provide   cash in return for the issuance to him of our Company securities.
Accordingly, on January   31, 2000, we issued Mr. Chimelis a total of
1,000,000 shares of Common Stock at $0.001 per share. The cash consideration provided by Mr. Chimelis pursuant to the terms of the organizational agreement totaled $1,000,000. The Company relied on Section 4(2) of the Securities Act, since the transaction did not involve any public offering.

    No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. No other shares of Common Stock have been issued by our Company in any other transaction.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
         ----------------------------------------------------------


    This Annual Report on Form 10-KSB should be read in conjunction with our audited financial statements and notes, which are attached hereto beginning on page F-1and have been incorporated by reference into Item 7 of this Report on Form 10-KSB

    This Annual Report on Form 10-KSB contains forward looking statements. For this purpose, any statements contained in it that are not statements of historical fact should be regarded as forward looking statements. For example, the words "believe," "anticipates," "plans," and "expects" are intended to identify forward looking statements. There are a number of important factors that could cause our Company's actual results to differ materially from those indicated by such forward looking-statements.

Plan of Operation

    Big Sky Industries III, Inc. is presently a development stage company that conducts virtually no business operations, other than investigating opportunities to effect a merger, exchange of capital stock, asset acquisition, or similar Business Combination with a Target business--an operating or development stage business which the Company considers to have significant growth potential, a company that wishes to become a reporting corporation under the Securities Exchange Act of 1934. To date, the Company has not engaged in any operations, nor has it generated any revenue; it has not receive cash flow from business operations. The Company will carry out its plan of business as discussed above. See "Description of Business."

    We believe that we have sufficient funds to support our planned operations and cash requirements for the next twelve months. If it becomes necessary for us ro raise additional funds to support our normal operations during the next twelve months, our principal shareholder and founder, will advance funds as needed. If we need to raise funds beyond funds needed for normal operations, we may choose to sell additional Common Stock, especially if we enter into an agreement to effectuate a Business Combination with a Target Business.

    Since inception, we have received a cash infusion of $1,165. With the exception of certain other professional fees and costs related to a Business Combination, we expect that we will incur minimal operating costs and, as indicated above, meet our cash requirements during the next twelve months.
It is likely, however, that a Business Combination might not occur during the next twelve months. In the event that we deplete our present cash reserves prior to completing a Business Combination transaction with a Target Business, we may cease operations and a Business Combination may not occur.

    To date, we have not yet identified a Business Combination opportunity; therefore, we are unable to predict our cash requirements subsequent to a Business Combination with an unidentified Target Business. As indicated above, we may be required to raise capital through the sale of or issuance of additional securities, in order to ensure that we can meet our operating costs for the remainder of our fiscal year, if we complete a Business Combination transaction with a Target Business. In the event that we elect to raise additional capital by selling our Common Stock, prior to, or in connection with, completing a Business Combination transaction, we expect to do so through the private placement or restricted securities.

    There are no agreements or understandings of any kind with respect to any loans from officers or directors of the Company on behalf of the Company, other than describe above.

    Since our cash reserves are minimal, we have not compensated our officers or directors; in the near term, we may compensate them for their services by issuing them stock in lieu of cash. Presently, there are no arrangements or anticipated arrangements to pay any type of additional compensation to any officer or director. Regardless, of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of our Common Stock in lieu of cash.


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         The Financial Statements of the Company and the accompanying notes thereto and the independent's auditor's reports are included as part of this Form 10-KSB and immediately follow the signature page of this Form 10-KSB, beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

         Not Applicable.


                                PART III
                                --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         -------------------------------------------------------------

Name                               Age               Position
--------------                 ----------       --------------------
Ramon Chimelis                     36           Director, President,
                                                Treasurer, Secretary


    Mr. Chimelis has served as our director, president, treasurer, and secretary since our inception in January 2000. Additionally, Mr. Chimelis is an officer and director of other Shell companies with the same business plan as the Company. See "Directors, Executive Officers, Promoters and Control Persons Other Blank Check Activities." Mr. Chimelis is also presently a shareholder, officer and director of Design Pallets, Inc., a manufacturer of corrugated pallets, located in Orlando, Florida. He has held this position since January 2000. From 1999 to January 2000, Mr. Chimelis was engaged in day trading through Gunslinger Group, Inc., a
privately held investing firm.  From 1998 to 1999 he served as a   trader at
the broker-dealer firm of JOQ Financial, Inc., and from 1995 to 1998, he was a stock broker at Collner Higgins and Higgins and Anderson. Mr. Chimelis studied business finance at Brevard Community College from 1984 to 1989.

Other Blank Check Activities

     Mr. Chimelis holds identical positions, as an officer, director, and shareholder, for a total of ten Blank Check companies (including the Company). The following table sets forth, as of the date hereof, the identities of these companies, the amount and percentage of beneficial ownership held by Mr. Chimelis in such companies, and the percentage of time he intends to devote to the affairs of these companies.

                                                                 Percent of Time
                                  Amount of Percentage of    Intended to Devote To the
Name, Filing Type                 of Beneficial Ownership      Affairs of the Company
-----------------                -------------------------   --------------------------
Big Sky Industries, I, Inc.
Form 10-SB/12G
SEC File No. 0-32067             1,000,000 Shares (95.23%)                5%

Big Sky Industries, II, Inc.
Form 10-SB/12G
SEC File No. 0-32069             1,000,000 Shares (95.23%)                5%

Big Sky Industries, III, Inc.
Form 10-SB/12G
SEC File No. 0-32071             1,000,000 Shares (95.23%)                5%

Big Sky Industries, IV, Inc.
Form 10-SB/12G
SEC File No. 0-32073             1,000,000 Shares (95.23%)                5%

Big Sky Industries, V, Inc.
Form 10-SB/12G
SEC File No. 0-32097             1,000,000 Shares (95.23%)                5%

Big Sky Industries, VI, Inc.
Form 10-SB/12G
SEC File No. 0-32077             1,000,000 Shares (95.23%)                5%

Big Sky Industries, VII, Inc.
Form 10-SB/12G
SEC File No. 0-32079             1,000,000 Shares (95.23%)                5%

Big Sky Industries, VIII, Inc.
Form 10-SB/12G
SEC File No. 0-32075             1,000,000 Shares (95.23%)                5%

Big Sky Industries, IX, Inc.
Form 10-SB/12G
SEC File No. 0-32083             1,000,000 Shares (95.23%)                5%

Big Sky Industries, X, Inc.
Form 10-SB/12G
SEC File No. 0-32081             1,000,000 Shares (95.23%)                5%


    The Company and each of these other entities will be in competition with each other for Target Businesses. Presently, no determination has been made as to the priority of these companies, with respect to the order with which these companies will attempt to effectuate a Business Combination, once they are prepared to effectuate a Business Combination.

    As of the date hereof, Ramon Chimelis, president, treasurer, secretary, and director, is the only person who performs material operations on behalf of the Company, and he does not anticipate making any significant changes in the composition of Company officers or directors, until such time as a Business Combination occurs.

    Each director is elected until the next Annual Meeting of shareholders and until his successor is qualified. There are no agreements or understandings for the sole officer or director to resign at the request of another person, and he is not acting on behalf of or at the discretion of any other person (nor will he act on behalf of or at the discretion of another person). Ramon Chimelis is the initial promoter of the Company; the Company had no other promoter.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    To the best of our knowledge, based solely on a review of the copies of
such reports   furnished to us and written representation that no other
reports are required, Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were filed timely during the most recent fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

Compensation of Officers

    During the period covered by this report, Mr. Chimelis received no salary or any other type of compensation in his capacity as our president and sole officer. He has no employment agreement with our Company and we have no other
executive officers.  Pursuant to   Instruction 5 to Item 402 (a) (2) of
Regulation S-B, no table or column is provided in this Item 10 to this report on Form 10-KSB.

    Mr. Chimelis is not bound by an employment agreement with the Company. As a result, he may terminate his relationship with the Company at any time for any reason.

Compensation of Directors

    During the period covered by this report, Mr. Chimelis received no salary or any other type of compensation in his capacity as sole director of the Company. As of the date hereof, we do not have in place a compensation arrangement for our directors for their services as directors, for committee participation, or special assignments.

Employee Stock Option Plan

    We have no stock option, retirement, pension, or profit-sharing programs
for the benefit of   directors, officers, or other employees; however, our
board of directors may recommend adoption of one or more such programs in the future.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

    The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock.


Name and Address of         Amount and Nature
Beneficial Owner         of Beneficial Ownership        Percent of Class
-------------------      -----------------------        ----------------
Ramon Chimelis
211 Shellpoint West
Maitland, Florida 32751       1,000,000                       95.23%



    The following table sets forth, as of the date hereof, the names and addresses, amount and nature of beneficial ownership and percent of such ownership of the Company's Common Stock of each of the officers and directors of the Company, and the officers and directors of the Company as a group.


Name and Address of         Amount and Nature
Beneficial Owner         of Beneficial Ownership        Percent of Class
-------------------      -----------------------        ----------------
Ramon Chimelis
211 Shellpoint West
Maitland, Florida 32751       1,000,000 (D)                  95.23%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

    Although our management has no current plans to cause the Company to do so, our affiliates, officers and directors (at September 30, 2000, our Company had one officer, one director, and two shareholders) may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management or affiliates. Thus, it is likely that none of our other shareholders will be afforded the right to sell pursuant to the same terms that such selling officers, directors, or affiliates will be provided. Also, such shareholders will not be afforded an opportunity to approve or consent to such management or affiliate's stock purchase. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than the originally paid by such stockholders. Any payment to current stockholders in context of an acquisition involving our Company would be determined entirely by the largely unforeseen terms of a future agreement with an unidentified business entity.

    The executive and business offices of the Company consists of office space located at 211 Shellpoint West, Maitland, Florida 32751. Pursuant to an oral arrangement, we sub-lease our office space on a month-to-month basis free of charge from Mr. Chimelis, our sole officer and director. We believe this office space is adequate to serve our needs until such time as a Business Combination occurs, and we expect to be able to utilize these offices, pursuant to the terms described above, until such time as a Business Combination occurs.

    Pursuant to Sections 607.0901(5) and 607.0902(5) of the Florida Business Corporation Act, our Company has inserted certain provision in our articles of incorporation, which have the effect of removing us from the purview of the control-share acquisition and affiliated transaction statutes promulgated
under Sections 607.0901 and 607.0902 of the Florida   business Corporation
Act and hence, the protections afforded by such statues.

    Section 607.0901 of the Florida Business Corporation Act imposes limitations on the exercise of corporate control, directly or indirectly, by a beneficial owner of more than 10% of a corporation's outstanding voting stock (an "interested shareholder"). The corporation's "disinterested directors" as defined therein, or a supermajority of the corporation's shareholders (other than the interested shareholder and related parties) are required to approve certain business combinations and corporate transactions with the interested shareholder or any entity or individual controlled by the interested shareholder ("affiliated transaction"), unless certain statutory exemptions apply, or the corporation has oped out of the affiliated transactions statue. The stated purpose of the affiliated transactions statute is to assure that Florida shareholders who do not tender their shares in a hostile takeover offer receive a fair price for those shares in a second-step, freeze-out transaction. By removing the Company from the purview of Florida's affiliated transaction stature, the consideration received by selling shareholders in a "second-step" transaction
could be less than the consideration received by the selling   shareholders
in the initial transaction.

    Section 607.0902 of the Florida Business Corporation Act denies corporate control to an acquirer of control shares by extinguishing the voting rights of shares of an "issuing public corporation," as defined therein, acquired in a "control share acquisition,"as defined therein. Voting rights may be reinstated to the extent provided in a shareholders' resolution approved by (1) each class or series entitled to vote separately on the proposal by a majority of all votes entitled to be cast by such class or series and (2) each class or series entitled to vote separately on the proposal by a majority of all votes entitled to be cast by such class or series, excluding all "interested shares" ( generally speaking, those shares that may be voted by or at the direction of a person who made a control-share acquisition or an officer or employee/director of the subject "issuing public corporation"). The acquisition of shares is not directly affected, only the voting rights attendant to control shares. Other shares of the same corporation are owned or acquired by the same person are not affected.

    The stated purpose of the control share acquisition statute is to protect Florida shareholders by affording them an opportunity to decide whether a change in corporate control is desirable. By removing the Company from the purview of Florida's control-share acquisition stature, shares of an "issuing public corporation" acquired pursuant to a control acquisition are not deemed to be "control-share acquisitions," which, in the Company's case, effectively denies non-management/affiliate shareholders an opportunity to approve or consent to an acquirer's purchase of such management or affiliate's stock pursuant to a Business Combination.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a)Exhibits

  Exhibit No.       Description of Exhibit            Sequential Page No.
  -----------       ----------------------            -------------------
  (3)               Charter and Bylaws

      3.1           Articles of Incorporation                   **

      3.2           Bylaws                                      **

  (4)               Instruments defining the rights of
                    security holders

      4.1           Articles of Incorporation                   **

      4.2           Bylaws                                      **

  (10)              Material Contracts

      10.1          Pre-incorporation Agreement                 **

      10.2          Office Sub-Lease Agreement                  **



** Incorporated by reference to Registrant's Form 10-SB filed
   December 6,   2000.

    (B)Reports on Form 8-K

    We filed no reports on Form 8-K during the last quarter of the fiscal year ending September 30, 2001.


                              SIGNATURES
                              ----------

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIG SKY INDUSTRIES III, INC.

Date:  May 14, 2003                 By: /s/ Ramon Chimelis
                                       -----------------------------
                                       Ramon Chimelis
                                       President

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Date:  May 14, 2003                 By:/s/ Ramon Chimelis
                                       -----------------------------
                                       Ramon Chimelis
                                       President

                          BIG SKY INDUSTRIES III, INC.
                            FINANCIAL STATEMENTS
                      FOR YEAR ENDED SEPTEMBER 30 2001
        AND FOR THE PERIOD JANUARY 31 (INCEPTION) TO SEPTEMBER 30, 2000



                             TABLE OF CONTENTS

Independent Auditor's Report                                             F-2

Balance Sheets as of September 30, 2001and September 30, 2000            F-3

Statements of Loss and Accumulated Deficit During Development Stage
 for the year ended September 30, 2001 and for the period
  January 31, 2000 (Inception) to September 30, 2000                     F-4

Statements of Stockholders' Deficit for the years ended
 September 30, 2001 and September 30, 2000                               F-5

Statements of Cash Flows During The Development Stage
 for the year ended September 30, 2001, for the period
  January 31, 2000 (Inception) to September 2000, and
   Cumulative During The Development Stage                               F-6

Notes to Financial Statements                                     F-7 to F10

                        Independent Auditor's Report
                        ----------------------------

Board of Directors and Stockholders
Big Sky Industries III, Inc. (A Development Stage Company)
Maitland, Florida

We have audited the accompanying balance sheet of Big Sky Industries III, Inc. (A development Stage Company) as of September 30, 2001 and 2000, and related statement of loss and accumulated deficit during the development stage, statement of stockholders' deficit, and cash flows during the development stage for the year ended September 30, 2001 and for the period from inception (January 31, 2000) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Sky Industries, III, Inc. (A development Stage Company) at September 30, 2001 and 2000, and the results of its operations and its cash flows for the year ended September 30, 2001
and for the period from inception (January 31,   2000) to September 30, 2000,
in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared, assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered losses, has a working capital deficiency and negative stockholders' equity that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                       /s/ Ohab and Company, P.A.

Maitland, Florida
May 14, 2003

                          BIG SKY INDUSTRIES III, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS
                        AT SEPTEMBER 30, 2001 AND 2000


                                                                   2001          2000
                                                                ---------      ---------

ASSETS

  Cash                                                          $     158      $     955
                                                                ---------      ---------

TOTAL ASSETS                                                    $     158      $     955
                                                                =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

  LIABILITIES

  Accrued expenses
                                                                $   5,000      $   2,967
                                                                ---------      ---------

TOTAL LIABILITIES                                                   5,000          2,967
                                                                ---------      ---------

STOCKHOLDERS' DEFICIT

  Preferred stock, no par value; 5,000,000 shares authorized, none outstanding
  Common stock, $.001 par value, 50,000,000 shares authorized
      1,050,000 shares issued and outstanding                       1,050          1,050
  Additional paid-in capital                                          165            165
  Deficit accumulated during the development stage                 (6,057)        (3,227)
                                                                ---------      ---------

TOTAL STOCKHOLDERS' DEFICIT                                        (4,842)        (2,012)
                                                                ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $     158      $     955
                                                                =========      =========


The accompanying notes are an integral part of these financial statements.

                          BIG SKY INDUSTRIES III, INC.
                        (A Development Stage Company)
    STATEMENT OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
                   FOR THE YEAR ENDED SEPTEMBER 30, 2001
    AND FOR THE PERIOD JANUARY 31, 2000 (INCEPTION) TO SEPTEMBER 30, 2000



						Cumulative
                                                  During
                                                Development
                                                   Stage           2001         2000
                                                ------------   ------------  ------------

EXPENSES

General and administrative expenses             $     6,057    $     2,830   $     3,227
                                                ------------   -----------   -----------

NET LOSS BEFORE INCOME TAXES                         (6,057)        (2,830)       (3,227)

INCOME TAXES                                            -              -             -
                                                ------------   -----------   -----------

NET LOSS                                        $    (6,057)   $    (2,830)  $    (3,227)
                                                ============   ===========   ============

Basic and diluted loss per share                               $    (0.003)  $    (0.003)
                                                               ===========   ===========

Weighted average number of common shares outstanding             1,050,000     1,050,000
                                                               ===========   ===========



The accompanying notes are an integral part of these financial statements.

                           BIG SKY INDUSTRIES III, INC.
                         (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE YEAR ENDED SEPTEMBER 30, 2001
     AND FOR THE PERIOD JANUARY 31, 2000 (INCEPTION) TO SEPTEMBER 30, 2000

                                                                                        Deficit
                                                                                      Accumulated
                                                                      Additional       During the
                                             Common Stock              Paid-in        Development    Stockholders
           Description                   Shares          Amount        Capital         Stage           Deficit
-----------------------------------    -----------     ---------    -------------   --------------  --------------

Issuance of common stock                 1,000,000     $   1,000    $       -       $        -       $     1,000

Common stock exchanged for services         50,000            50                                              50

Capital contributed by stockholders                                         165                              165

Net loss for the initial period
ended September 30, 2000                                                                  (3,227)         (3,227)

Balance, September 30, 2000              1,050,000     $   1,050    $       165     $     (3,227)    $    (2,012)
                                         ---------     ---------    -----------     -------------    ------------
Net loss for the fiscal year
ended September 31, 2001                                                                  (2,830)         (2,830)
                                         ---------     ---------    -----------     -------------    ------------

Balance at September 30, 2001            1,050,000     $   1,050    $       165     $     (6,057)    $    (4,842)
                                         =========     =========    ===========     =============    ============



The accompanying notes are an integral part of these financial statements.

                          BIG SKY INDUSTRIES III, INC.
                        (A Development Stage Company)
            STATEMENT OF CASH FLOWS DURING THE DEVELOPMENT STAGE
                   FOR THE YEAR ENDED SEPTEMBER 30, 2001
     AND FOR THE PERIOD JANUARY 31, 2000 (INCEPTION) TO SEPTEMBER 30, 2000



                                                     Cumulative
                                                      During
                                                    Development
                                                      Stage          2001           2000
                                                    -----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                          $   (6,057)    $  (2,830)    $  (3,227)

  Adjustments to reconcile net loss to net cash used by operating activities:

  Common stock exchanged for services                       50             0            50
  Increase in accrued liabilities
                                                         5,000         2,033         2,967
                                                    ----------     ---------     ---------
NET CASH USED BY OPERATING ACTIVITIES               $   (1,007)    $    (797)    $    (210)
                                                    ----------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Sale of common stock                                   1,000             -         1,000

  Contribution of capital by shareholders                  165             -           165
                                                    ----------     ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                1,165             -         1,165
                                                    ----------     ---------     ---------

NET INCREASE (DECREASE) IN CASH                            158          (797)          955

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                   0           955             -
                                                    ----------     ---------     ---------
CASH AND EQUIVALENTS - END OF PERIOD                $      158     $     158     $     955
                                                    ==========     =========     =========
SUPPLEMENTAL DISCLOSURES:

  Cash paid during the period for interest          $        -     $       -     $       -
                                                    ==========     =========     =========

  Cash paid during the period for income taxes      $        -     $       -     $       -
                                                    ==========     =========     =========



The accompanying notes are an integral part of these financial statements.

                         BIG SKY INDUSTRIES III, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business Activity and Organization
    ----------------------------------

    Big Sky Industries I (the "Company") was incorporated in Florida on January 31, 2000. The Company was organized as a "shell" company and conducts virtually no business operation, other than investigating opportunities to associate with a suitable business partner and identifying merger partners or acquisition candidates. The Company is a development stage enterprise, as defined by Financial Accounting Standards ("FAS") No 7, "Accounting and Reporting by Development Stage Enterprises."

    USE OF ESTIMATES
    ----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    INCOME TAXES
    ------------

    The Company computes deferred income taxes under the provisions of FAS No.109, which requires the use of an asset and liability method of accounting for income taxes. FAS No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized.

    EARNINGS PER COMMON SHARE
    -------------------------

    The Company follows the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 128
    "Earnings Per   Share." SFAS No. 128 requires companies to present basic
    earnings per share ("EPS") and diluted EPS, rather than the primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board No. 15, " Earnings Per Share." Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share."

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

    CASH AND CASH EQUIVALENTS
    -------------------------

    The Company considers all investments with original maturities of three months or less to be cash equivalents.

    FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------

    The carrying amount of the Company's financial assets and liabilities at September 30, 2001 approximate fair value, due to the short maturity of the instruments.

    DEVELOPMENT STAGE COMPANY
    -------------------------

    Since incorporation in January 2000, the Company has been devoting its efforts to activities such as raising capital, establishing sources of information, and developing markets for its planned operations. As of September 30, 2001, the Company has not generated any revenue, and, as such, it is considered a development stage company.

    SEGMENT INFORMATION
    -------------------

    The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective January 31, 2000.
    SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. The Company operates its business as a single segment. As a result, no additional disclosures was required.

    RECENT PRONOUNCEMENTS
    ---------------------

    In June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" was issued, which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS 141. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets" and related interpretations. SFAS 142 is effective for fiscal years beginning after
    December 15,   2001. The Company will adopt SFAS 142 for its fiscal year
    commencing October 1, 2002. The Company has not determined the effect, if any, SFAS 142 will have on its financial statements.

    In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" was issued, which establishes standards for reporting the obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

    June 15, 2002. Earlier application is encouraged. The Company will adopt SFAS 143 no later than its fiscal year commencing October 1, 2002. The Company has not determined the effect, if any, SFAS 143 will have on its financial statements.

    In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supercedes in part FASB Statement No. 121, "Accounting for
    the Impairment of Long-Lived Assets and for   Long-lived Assets to be
    Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Further, it amends ARB No 51, Consolidated Financial Statements." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2002. The Company will adopt SFAS 144 for its fiscal year commencing October 1, 2003. The Company has not determined the effect, if any, SFAS 144 will have on its financial statements.

NOTE 2.  LOSS PER COMMON SHARE

    Net loss per common share outstanding for the year ended September 30, 2001 and for the period January 31, 2000 (date of incorporation) through September 30, 2000, as shown on the Statement of Loss and Accumulated Deficit During The Development Stage, is based on the number of common shares outstanding at the balance sheet date. Weighted average shares
    outstanding was not computed since it   would not be meaningful in the
    circumstances, as all shares issued during the period from incorporation through September 30, 2001 were for initial capital and were issued to just two individuals. Therefore, the total shares outstanding at the end of the period was deemed to be the most relevant number of shares to use
    for purposes of   this disclosure. For the year ended September 30, 2001
    and the period January 31, 2000 (date of incorporation) through September 30, 2000, basic and diluted weighted average common shares include only common shares outstanding, since there were no common share equivalents.

NOTE 4.  CAPITAL STOCK

    COMMON STOCK
    ------------

    The holders of the common stock are entitled to one vote per share; they have non-cumulative voting rights. The holders are also entitled to receive dividends when, as, and if declared by the board of directors. Additionally, the holders of the common stock do not have any preemptive right to subscribe for, or purchase any shares of any class of stock.

    In January 2000, the Company issued 1,000,000 shares of common stock at par value per share, for a total of $1,000. A stock subscription receivable was recorded at the date of issuance for the same amount, which was paid in June 2000.

    PREFERRED STOCK
    ---------------

    The board of directors of the Company is authorized to provide for the issuance of preferred stock in classes or series, and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to established the number of shares to be included in each class or series, which may include a conversion feature into common stock. As of September 30, 2000, no shares of preferred stock have issued and no preferences, limitations, or relative rights have been assigned.

NOTE 4.  RELATED PARTY TRANSACTION

    In January 2000, the Company issued 50,000 shares valued at $50 as consideration for services rendered by one of the two founding stockholders of the Company for the formation of the Company.

NOTE 5.  INCOME TAXES

    At September 30, 2001, the Company had a net operating loss carryforward of approximately $6,057. This loss may be carried forward to offset federal income taxes in future years through the year 2021. However, if subsequently there are ownership changes in the Company, as defined in
    Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change. Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient income during the carryforward periods and no further significant changes in ownership.

    It is management's opinion that the entire deferred tax benefit of approximately $1,242, resulting from the net operating loss carryforward may not be recognized in future years. Therefore, a valuation allowance of $1,242, equal to the deferred tax benefit, has been established, resulting in no deferred tax benefits as of the balance sheet date.

NOTE 6.  GOING CONCERN AND MANAGEMENT PLANS

    As reported in the accompanying financial statements, the Company incurred net losses of $6,057 for the period from inception (January 31, 2000) to September 30, 2001. As a result, the Company has a negative working capital and a negative stockholders' equity. The ability of the Company to continue as a going concern is dependent upon its ability to consummate a business combination, which would involve the acquisition, merger, or consolidation with a company that desires to establish a public trading market for its shares. The Company anticipates meeting its cash requirements through the financial support of its management and stockholders until it completes an acquisition or merger with a company.