Form 10-Q
period 2003-06-30
BIG SKY INDUSTRIES III INC
filed 2009-01-20
CIK 1121813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File 0-32071

Big Sky Industries III, Inc.

 (Exact Name of Registrant as Specified in Its Charter)

Florida	59-3646901
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7557 West Sand Lake Road, Suite 153, Orlando, Florida       32819

 (Address of Principal Executive Offices)(Zip Code)

(407)-538-5902
(Registrant’s Telephone Number, Including Area Code)

211 Shellpoint West, Maitland, Florida 32751
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 20, 2009, there were approximately 1,050,000 shares of common stock, $0.001 par value, issued and outstanding.

1

BIG SKY INDUSTRIES III, INC.

Form 10-Q Index

June 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30,	September 30,
	2003	2002
	(Unaudited)
ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Cash in bank deficit	$-	$22
Accrued expenses	5,780	5,520

TOTAL LIABILITIES	5,780	5,542

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; 5,000,000 shares authorized,
none outstanding
Common stock, $.001 par value, 50,000,000 shares authorized
1,050,000 shares issued and outstanding	1,050	1,050
Additional paid-in capital	187	165
Deficit accumulated during the development stage	(7,017)	(6,757)

TOTAL STOCKHOLDERS' DEFICIT	(5,780)	(5,542)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are integral part of these financial statements.

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					January 31,
					2000
	Three Months Ended		Nine Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2003	2002	2003	2002	2003

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	-	175	260	525	7,017

Operating loss	-	(175)	(260)	(525)	(7,017)

Provision for income taxes	-	-	-	-	-

Net loss	$-	$(175)	$(260)	$(525)	$(7,017)

Basic and diluted loss per share	$(0.000)	$(0.000)	$(0.000)	$(0.001)	$(0.007)

Weighted average number of
common shares outstanding
(Basic and diluted)	1,050,000	1,050,000	1,050,000	1,050,000	1,050,000

The accompanying notes are integral part of these financial statements.

BIG SKY INDUSTRIES III, INC.

(A development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
			January 31,
			2000
	Nine Months Ended		(Inception) to
	December 31,		June 30,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(260)	$(525)	$(7,017)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock exchanged for services	-	-	50
Decrease in cash in bank deficit	(22)	-	-
Increase in accrued liabilities	260	390	5,780

NET CASH USED BY OPERATING ACTIVITIES	(22)	(135)	(1,187)

CASH FLOWS FROM FINANCING ACTIVITIES:

Sale of common stock	-	-	1,000
Contribution of capital by stockholders	22	-	187

NET CASH PROVIDED BY FINANCING ACTIVITIES	22	-	1,187

NET INCREASE (DECREASE) IN CASH	-	(135)	-

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	-	157	-

CASH AND EQUIVALENTS - END OF PERIOD	$-	$22	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for income taxes	$-	$-	$-

The accompanying notes are integral part of these financial statements.

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1-- BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The unaudited financial statements have been prepared by the Big Sky Industries III, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2002, which was filed June 4, 2003.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Big Sky Industries III, Inc. as of June 30, 2003 and the results of its operations and cash flows for the three months and nine months then ended, have been included.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

The Company was incorporated in Florida on January 31, 2000.  The Company was organized as a "shell" company and conducts virtually no business operation, other than investigating opportunities to effect a merger, exchange of capital stock, asset acquisition, or other similar business combinations with an operating or development stage business, which desires to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934. To date, we have not engaged in any operations, nor have we generated any revenue.  The Company is a development stage enterprise, as defined by Financial Accounting Standards, ("SFAS") No 7, “Accounting and Reporting by Development Stage Enterprises.”

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern.  However, since inception the Company has a loss from operations of approximately $7,000.  Cash losses from operations since inception have been approximately $1,200.  The Company has a working capital deficiency of $5,780 at June 30, 2003.

In light of the Company’s current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company’s ability to continue as a going concern.

There have been no changes in accounting policies used by the Company during the quarter ended June 30, 2003.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of operating expenses during the reporting periods.  Actual results could differ from these estimates.

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Unaudited)

Cash and Cash Flows

For purposes of the statements of cash flows, cash includes demand deposits and time deposits with maturities of less than three months.  None of the Company’s cash is restricted.

The Company has not maintained any cash accounts which exceed federally insured limits.  Management believes that the Company does not have significant credit risk related to its cash accounts.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  At June 30, 2003, the Company did not have any financial instruments.

Income taxes

The company has adopted Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (SFAS No. 109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes because of differences in amounts deductible for tax purposes.  Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Stock Based Compensation

Effective September 30, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Unaudited)

Recent Accounting Pronouncements

None of the following new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48).”  FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's year end 2007, although early adoption is permitted. The Company is assessing the potential effect of FIN 48 on its financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments.”  This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. “Dl, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a)

Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

b)

Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

c)

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

d)

Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

e)

Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Unaudited)

Recent Accounting Pronouncements (continued)

The fair value election provided for in paragraph 4(e) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2005. The adoption of this statement is not expected to have a material impact on the company’s financial statements.

In March 2006, The FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

a)

Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

b)

Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

c)

Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

d)

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

e)

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the company’s financial statements.

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Unaudited)

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of PASS Statements No. 87, 106, and 132(R)” (SFAS No. 158).  SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulate other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the company’s fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the company’s fiscal year ending December 31, 2009. The company is currently evaluating the impact of the adoption of SFAS No. 258 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects to prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The company is currently evaluating the impact, if any, that SAB 108 may have on the company’s results of operations or financial position.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Unaudited)

Recent Accounting Pronouncements (continued)

a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company will assess the impact of SAB 110 for fiscal year ending September 30, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.   It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Unaudited)

Recent Accounting Pronouncements (continued)

issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

NOTE 3—INCOME TAXES

The Company employs the asset and liability method in accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss carryforwards, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are reversed.

From January 31, 2000 (Inception) through June 30, 2003, the Company generated net operating loss carryforwards of approximately $7,000, which begin to expire in 2020.  If, however, there is an ownership change in the Company, Section 382 of the Internal Revenue Code may restrict its ability to utilize these operating loss carryforwards to a percentage of the market value of the Company at the time of the ownership change. Therefore, these operating loss carryforwards could, in all likely-hood, be limited or eliminated in future years due to a change in ownership as defined in the Internal Revenue Code.  In management’s opinion, the entire tax benefit of approximately $2,400, resulting from the net operating loss carryforwards may not be recognized in future years.  Therefore, a valuation allowance of $2,400, equal to the deferred tax benefit, has been established, resulting in no deferred tax benefits as of the balance sheet date.

BIG SKY INDUSTRIES III, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 4—NET LOSS PER SHARE

Basic net loss per share is computed based upon the weighted average number of common shares outstanding during the periods and is computed by dividing net loss by the adjusted weighted average number of shares during the periods.

NOTE 5—CAPITAL STRUCTURE DISCLOSURES

The Company’s capital structure is not complex.  The Company is authorized to issue 5,000,000 shares of preferred stock with a no par value.  The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share.

Preferred Stock

No shares of preferred stock have been issued as of January 20, 2009.

Common Stock

Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

Stock Options, Warrants and Other Rights

As of January 20, 2009, the Company has not adopted any employee stock option plans.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q.

The following is qualified by reference to, and should be read in conjunction with our financial statements (“Financial Statements”), and the notes thereto, included elsewhere in this Form 10-Q, as well as the discussion hereunder “ Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

During the period covered by this report, Big Sky Industries III, Inc. (the “Company”) conducted no business operations and generated no revenue.

Our Company was initially organized as a “shell” company, with plans to seek business partners or acquisition candidates; however, due to capital constraints, we were unable to continue with our business plan. In September 2003, we ultimately ceased our business activities and became dormant, whereby we incurred only minimal administrative expenses.  We re-established our business plan in December 2008 and our management is devoting most of its efforts to general business planning, raising capital, and developing business opportunities.

Our Company is presently a development stage company that conducts virtually no business operations, other than investigating opportunities to effect a merger, exchange of capital stock, asset acquisition, or other similar business combination (a “Business Combination”) with an operating or development stage business (“Target Business”), which desires to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934.  To date, we have not engaged in any operations, nor have we generated any revenue.

We do not have cash in the bank or other material assets, nor do we have an established source of revenue needed to cover the costs of normal operations, which would allow us to continue as a going concern.  Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon us raising new capital through advances from current shareholders and issuing equity securities to complete a Business Combination with a Target Business. If it becomes necessary for us to raise additional funds to support normal operations during the next twelve months, our principal shareholder and founder, Ramon Chimelis, will advance funds as needed.  If we need to raise funds beyond funds needed for normal operations, we may choose to sell additional common stock, especially if we enter into an agreement to effectuate a Business Combination with a Target Business.

Since inception, we have received a cash infusion of $1,187.  With the exception of certain other professional fees and costs related to a Business Combination, we expect that we will incur minimal operating costs and, as indicated above, our principal shareholder and founder will advance funds, as needed, to meet our cash requirements during the next twelve months.  It is likely, however, that a Business Combination might not occur during the next twelve months; and in the event that our principal shareholder does not advance adequate funds to support normal operations prior to completing a Business Combination with a Target Business, we may cease operations and a Business Combination may not occur.

To date, we have not yet identified a Business Combination opportunity; therefore, we are unable to predict our cash requirements subsequent to a Business Combination with an unidentified Target Business.  As indicated above, we may be required to raise capital through the sale of or issuance of additional securities, in order to ensure that we can meet our operating costs for the remainder of our fiscal year, if we complete a Business Combination with a Target Business. In the event that we elect to raise additional capital by selling common stock, prior to, or in connection with, completing a Business Combination, we expect to do so through the private placement of restricted securities.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.

Controls and Procedures.

As of the date this report is filed, an evaluation was performed under the supervision and with the participation of the Company's principal executive officer and financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During that period, our Company experienced significant capital constraints, and we ultimately ceased our business activities and became dormant. During the period covered by this report, our Company was unable to comply with its Exchange Act reporting because no accounting work was completed, no financial statements were prepared, and no audits were obtained. The evaluation revealed to the Company's principal executive officer and financial officer that, as a result of those circumstances, the design and operation of the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, and that the design and operation of the Company’s disclosure controls and procedures remain ineffective as of the date of this report.

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A.

Risk Factors.

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.

Defaults Upon Senior Securities.

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.

Other Information.

Not applicable.

Item 6.

Exhibits

The following exhibits are included herein:

Exhibit No.

Description of Exhibit

    31.1

Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.

    31.2

Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.

    32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.

    32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG SKY INDUSTRIES III, INC.

Registrant

By: /s/ Ramon Chimelis

      Ramon Chimels, President

Dated: January 20, 2009

By: /s/ Ramon Chimelis

      Ramon Chimelis, President

Dated: January 20, 2009

By: /s/ Ramon Chimelis

      Ramon Chimelis, Treasurer

Dated: January 20, 2009