Form 10-Q
period 2004-12-30
BIG SKY INDUSTRIES III INC
filed 2009-01-26
CIK 1121813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 23, 2009, there were approximately 1,050,000 shares of common stock, $0.001 par value, issued and outstanding.

BIG SKY INDUSTRIES III, INC.

Form 10-Q Index

December 31, 2004

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	September 30,
	2004	2004
	(Unaudited)
ASSETS

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accrued expenses	$5,780	$5,780

TOTAL LIABILITIES	5,780	5,780

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

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			Period From
			January 31,
			2000
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2004	2003	2004

Revenues	$-	$-	$-

General and administrative expenses	-	-	7,017

Operating loss	-	-	(7,017)

Provision for income taxes	-	-	-

Net loss	$-	$-	$(7,017)

Basic and diluted loss per share	$(0.000)	$(0.000)	$(0.007)

Weighted average number of
common shares outstanding
(Basic and diluted)	1,050,000	1,050,000	1,050,000

The accompanying notes are integral part of these financial statements.

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
			January 31,
			2000
	Three Months Ended		(Inception) to
	December 31,		December 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$-	$-	$(7,017)
Adjustments to reconcile net loss to net
cash used by operating activities:

Common stock exchanged for services	-	-	50
Decrease in cash in bank deficit	-	-	-
Increase in accrued liabilities	-	-	5,780

NET CASH USED BY OPERATING ACTIVITIES	-	-	(1,187)

CASH FLOWS FROM FINANCING ACTIVITIES:

Sale of common stock	-	-	1,000
Contribution of capital by stockholders	-	-	187

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	1,187

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AND EQUIVALENTS – BEGINNING OF PERIOD	-	-	-

CASH AND EQUIVALENTS - END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for income taxes	$-	$-	$-

The accompanying notes are integral part of these financial statements.

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1-- BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

The unaudited financial statements have been prepared by the Big Sky Industries III, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 2004, which was filed January 23, 2009.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Big Sky Industries III, Inc. as of December 31, 2004 and the results of its operations and cash flows for the three months then ended, have been included.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern.  However, since inception the Company has a loss from operations of approximately $7,000.  Cash losses from operations since inception have been approximately $1,200.  The Company has a working capital deficiency of $5,780 at December 31, 2004.

In light of the Company’s current financial position and the uncertainty of raising sufficient capital to achieve its business plan, there is substantial doubt about the Company’s ability to continue as a going concern.

There have been no changes in accounting policies used by the Company during the quarter ended December 31, 2004.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  At December 31, 2004, the Company did not have any financial instruments.

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

From January 31, 2000 (Inception) through December 31, 2004, the Company generated net operating loss carryforwards of approximately $7,000, which begin to expire in 2020.  If, however, there is an ownership change in the Company, Section 382 of the Internal Revenue Code may restrict its ability to utilize these operating loss carryforwards to a percentage of the market value of the Company at the time of the ownership change. Therefore, these operating loss carryforwards could, in all likely-hood, be limited or eliminated in future years due to a change in ownership as defined in the Internal Revenue Code.  In management’s opinion, the entire tax benefit of approximately $2,400, resulting from the net operating loss carryforwards may not be recognized in future years.  Therefore, a valuation allowance of $2,400, equal to the deferred tax benefit, has been established, resulting in no deferred tax benefits as of the balance sheet date.

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

Preferred Stock

No shares of preferred stock have been issued as of January 23, 2009.

Common Stock

Each common stock share has one voting right and the right to dividends if and when declared by the Board of Directors.

Stock Options, Warrants and Other Rights

As of January 23, 2009, the Company has not adopted any employee stock option plans.

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

BIG SKY INDUSTRIES III, INC.

Registrant

By: /s/ Ramon Chimelis

      Ramon Chimelis, President

Dated: January 23, 2009

By: /s/ Ramon Chimelis

      Ramon Chimelis, President

Dated: January 23, 2009

By: /s/ Ramon Chimelis

      Ramon Chimelis, Treasurer

Dated: January 23, 2009