Form 10-K
period 2007-09-30
BIG SKY INDUSTRIES III INC
filed 2009-02-02
CIK 1121813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

or

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

The number of shares of the registrant’s common stock outstanding as of January 30, 2009 was 1,050,000.

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

Not Applicable

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of January 30, 2009, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group and each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

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

2.

Based on 1,050,000 shares of common stock outstanding on January 30, 2009.

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

Item 13.

 Certain Relationships and Related Transactions.

Not Applicable

Item 14.

Principal Accountant Fees and Services

Audit Fees:

The aggregate fees billed for the years ended September 30, 2007 and 2006 for professional services rendered by Patrick Rodgers, CPA, PA for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended September 30, 2007 and 2006 was $-0- and $-0-, respectively.

Audit-Related Fees:

No fees were billed for the years ended September 30, 2007 and 2006 for assurance and related services by Patrick Rodgers, CPA, PA that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees:

The Company did not incur any tax fees from Patrick Rodgers, CPA, PA for the fiscal years ended September 30, 2007 and 2006.

All Other Costs:

No fees were billed for the fiscal years ended September 30, 2007 and 2006 for products and services provided by Patrick Rodgers, CPA, PA, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee:

All the services performed by Patrick Rodgers, CPA, PA. that are described above were pre-approved by the Company’s sole director pursuant to the Company’s policies and procedures.

None of the hours expended on Patrick Rodgers, CPA, PA’s engagement to audit the Company’s financial statements for the years ended September 30, 2007 and 2006 were attributed to work performed by persons other than Patrick Rodgers, CPA, PA’s full-time, permanent employees.

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

January 30, 2009

By:  /s/ Ramon Chimelis

Ramon Chimelis, President

(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 30, 2009

By:  /s/ Ramon Chimelis

Ramon Chimelis, President

Treasurer Sole Director

(principal executive officer

and principal financial officer)

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

FOR YEARS ENDED SEPTEMBER 30, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Big Sky Industries III, Inc.

Orlando, Florida 32819

I have audited the accompanying balance sheets of Big Sky Industries III, Inc. (“the Company”), a development stage company, as of September 30, 2007 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of Big Sky Industries III, Inc. as of September 30, 2007 and 2006 and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

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

/s/ Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

January 27, 2009

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2007 AND 2006

ASSETS	2007	2006

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accrued expenses	$5,780	$5,780

TOTAL LIABILITIES	5,780	5,780

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

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Period From
			January 31,
			2000
	Year Ended	Year Ended	(Inception) to
	September 30,	September 30,	September 30,
	2007	2006	2007

EXPENSES		-

General and administrative expenses	$-	$-	$7,017

NET LOSS BEFORE INCOME TAXES	-	-	7,017

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$-	$-	$7,017

Basic and diluted loss per share	$-	$-	$0.01

Weighted average number of common
shares outstanding
(basic and diluted)	1,050,000	1,050,000	1,050,000

The accompanying notes are an integral part of these financial statements.

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 31, 2000 (INCEPTION) TO SEPTEMBER 30, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Total
Issuance of common stock	1,000,000	$1,000	$-	$-	$1,000

Common stock exchanged for services	50,000	50	-	-	50

Capital contributed by stockholders	-	-	165	-	165

Net loss for the initial period
ended September 30,2000	-	-	-	(3,227)	(3,227)

Balance, September 30, 2000	1,050,000	1,050	165	(3,227)	(2,012)

Net loss for the fiscal year
ended September 30, 2001	-	-	-	(2,830)	(2,830)

Balance, September 30, 2001	1,050,000	1,050	165	(6,057)	(4,842)

Net loss for the fiscal year
ended September 30, 2002	-	-	-	(700)	(700)

Balance, September 30, 2002	1,050,000	1,050	165	(6,757)	(5,542)

Capital Contributed by stockholders	-	-	22	-	22

Net loss for the fiscal year
ended September 30, 2003	-	-	-	(260)	(260)

Balance, September 30, 2003	1,050,000	$1,050	$187	$(7,017)	$(5,780)

Net loss for the fiscal year
ended September 30, 2004	-	-	-	-	-

Balance, September 30, 2004	1,050,000	$1,050	$187	$(7,017)	$(5,780)

Net loss for the fiscal year
ended September 30, 2005	-	-	-	-	-

Balance, September 30, 2005	1,050,000	$1,050	$187	$(7,017)	$(5,780)

Net loss for the fiscal year
ended September 30, 2006	-	-	-	-	-

Balance, September 30, 2006	1,050,000	$1,050	$187	$(7,017)	$(5,780)

Net loss for the fiscal year
ended September 30, 2007	-	-	-	-	-

Balance, September 30, 2007	1,050,000	$1,050	$187	$(7,017)	$(5,780)

The accompanying notes are an integral part of these financial statements.

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period From
			January 31,
			2000
	Year Ended	Year Ended	(Inception) to
	September 30,	September 30,	September 30,
	2007	2006	2007

CASH FLOW FROM OPERATING ACTIVITIES:

Net loss	$-	$-	$(7,017)

Adjustments to reconcile net loss to net
cash used by operating activities:

Common stock exchanged for services	-	-	50
Increase (decrease) in cash in bank deficit	-	-	-
Increase in accrued liabilities	-	-	5,780

NET CASH USED BY OPERATING ACTIVITIES	-	-	(1,187)

CASH FLOWS FROM FINANCING ACTIVITIES:

Sale of common stock	-	-	1,000
Contribution of capital by stockholders	-	-	187

NET CASH PROVIDED BY FINANCING
ACTIVITIES	-	-	1,187

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid during the period for interest	$-	$-	$-

Cash paid during the period for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

Cash and Cash Flows (continued)

The Company has not maintained any cash accounts which exceed federally insured limits.  Management believes that the Company does not have significant credit risk related to its cash accounts.

Fair Value of Financial Instruments

In accordance with the reporting requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  At September 30, 2007, the Company did not have any financial instruments.

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

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

From January 31, 2000 (Inception) through September 2007, the Company generated net operating loss carryforwards of approximately $7,000, which begin to expire in 2020.  If, however, there is an ownership change in the Company, Section 382 of the Internal Revenue Code may restrict its ability to utilize these operating loss carryforwards to a percentage of the market value of the Company at the time of the ownership change. Therefore, these operating loss carryforwards could, in all likely-hood, be limited or eliminated in future years due to a change in ownership as defined in the Internal Revenue Code.  In management’s opinion, the entire tax benefit of approximately $2,400, resulting from the net operating loss carryforwards may not be recognized in future years.  Therefore, a valuation allowance of $2,400, equal to the deferred tax benefit, has been established, resulting in no deferred tax benefits as of the balance sheet date.

BIG SKY INDUSTRIES III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 4--LOSS PER COMMON SHARE

Net loss per common share outstanding for the years ended September 30, 2007 and 2006, as shown on the Statement of Operations and Accumulated Deficit During The Development Stage, is based on the number of common shares outstanding at the balance sheet date.  Weighted average shares outstanding was not computed since it would not be meaningful in the circumstances, as all shares issued during the period from incorporation through September 30, 2007were for initial capital and were issued to just two individuals.  Therefore, the total shares outstanding at the end of the periods were deemed to be the most relevant number of shares to use for purposes of this disclosure. For the years ended September 30, 2007 and 2006, basic and diluted weighted average common shares include only common shares outstanding, since there were no common share equivalents.

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

Preferred Stock

The board of directors of the Company is authorized to provide for the issuance of preferred stock in classes or series, and, by filing the appropriate articles of amendment with the Secretary of State of Florida, is authorized to establish the number of shares to be included in each class or series, which may include a conversion feature into common stock.  As of September 30, 2007 no shares of preferred stock have been issued and no preferences, limitations, or relative rights have been assigned.

NOTE 6--RELATED PARTY TRANSACTION

In January 2000, the Company issued 50,000 shares valued at $50 as consideration for services rendered by one of the two founding stockholders of the Company for the formation of the Company.